Form 10QSB
period 2000-03-31
TELEFFICIENCY HOLDING CORP
filed 2000-05-22
CIK 1063937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  (Mark One)

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to ___________

                         Commission file number: 0-29581

                        TELEFFICIENCY HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Delaware                                               98-0188197
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

        5155 Spectrum Way, Bldg. 30, Mississauga, Ontario Canada L4W 5A1
                    (Address of principal executive offices)

                                 (416) 324-3030
                           (Issuer's telephone number)

                                       n/a
              (Former name, former address and former fiscal year,
                          if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [__]  No [__]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                                         Outstanding as of
Class                                                                         May 15, 2000
-----                                                                         ------------
Class A Voting and Participating Common Stock, par value $.0001                 10,979,949
Class B Convertible Voting and Nonparticipating Common Stock, par value $.0001   3,980,051

Transitional Small Business Disclosure Format (Check One): Yes[__] No [X]

                        TELEFFICIENCY HOLDING CORPORATION

                                   FORM 10-QSB


                                      INDEX


                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements:.................................................3
         Consolidated Balance Sheets...........................................3
         Consolidated Statements of Operations.................................4
         Consolidated Statements of Cash Flows.................................5
         Notes to Consolidated Financial Statements............................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............11


PART II  OTHER INFORMATION....................................................14

Item 1.  Legal Proceedings....................................................14
Item 2.  Changes in Securities................................................14
Item 3.  Defaults Upon Senior Securities......................................15
Item 4.  Submission of Matters to a Vote of Security Holders..................15
Item 5.  Other Information....................................................15
Item 6.  Exhibits and Reports on Form 8-K.....................................15

SIGNATURE PAGE ...............................................................16

FINANCIAL DATA SCHEDULE.......................................................17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                        TELEFFICIENCY HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                    UNAUDITED

                                                         2000           1999
                                                     -----------    -----------

ASSETS
Current assets:
 Accounts receivable, net                            $   533,922    $   596,990
 Inventory                                               464,438        446,920
 Prepaid expenses                                        102,285         27,354
                                                     -----------    -----------
      Total current assets                             1,100,645      1,071,264

Property and equipment - net                              91,785         59,525
Advances to related companies                            199,878        200,338
Deferred finance costs, net                              663,104        279,125
Intangibles, net                                          93,394         97,011
                                                     -----------    -----------

      TOTAL ASSETS                                   $ 2,148,806    $ 1,707,263
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Bank indebtedness                                   $   605,732    $   694,212
 Accounts payable and accrued liabilities                893,555      1,049,789
 Deferred revenue                                        150,625        162,745
 Customers' deposits                                     253,799        398,788
 Loan payable                                               --          100,000
 Obligation under capital leases - current portion        12,000         19,569
                                                     -----------    -----------
      Total current liabilities                        1,915,711      2,425,103

Debentures payable, net of discount of $ 501,246       1,298,754        605,375
Obligation under capital leases, net of
 current portion                                          17,533         14,932
                                                     -----------    -----------

      Total liabilities                                3,231,998      3,045,410
                                                     -----------    -----------

Stockholders' deficit:
 Capital stock                                             1,512          1,496
 Additional paid in capital                            4,333,698      3,445,736
 Cumulative translation adjustment                       (71,058)        99,605
 Accumulated deficit                                  (5,347,344)    (4,884,984)
                                                     -----------    -----------

      Total stockholders' deficit                     (1,083,192)    (1,338,147)
                                                     -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $ 2,148,806    $ 1,707,263
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                        TELEFFICIENCY HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                    UNAUDITED


                                                     2000               1999
                                                 -----------        -----------
Sales                                            $ 1,303,864        $ 2,122,139
Cost of sales                                        754,808          1,324,836
                                                 -----------        -----------

Gross profit                                         549,056            797,303
                                                 -----------        -----------

Expenses:
 Wages and salaries                                  423,870            366,867
 Subcontract costs                                   105,304            245,888
 Management salaries                                  63,547             40,317
 Automobile                                           51,479             59,298
 Sales commissions                                    14,420             53,740
 Professional fees                                    59,012              9,345
 Office and general                                   83,464             52,503
 Employee benefits                                    44,985             35,055
 Advertising and promotion                            22,701             65,684
 Telephone                                            18,016             21,749
 Premises lease cost                                  26,599             28,938
 Bank charges and interest                            80,532             15,892
 Insurance                                             9,210              9,000
 Depreciation and amortization                         8,277              6,220
                                                 -----------        -----------

                                                   1,011,416          1,010,496
                                                 -----------        -----------

NET LOSS                                         $  (462,360)       $  (213,193)
                                                 ===========        ===========

NET LOSS PER SHARE                               $     (0.03)       $     (0.01)
                                                 ===========        ===========


          See accompanying notes to consolidated financial statements.

                        TELEFFICIENCY HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                    UNAUDITED


                                                            2000           1999
                                                        -----------    -----------

Cash flows from operating activities:
 Net loss                                               $  (462,360)   $  (213,193)
 Adjustments for items not affecting cash:
  Depreciation and amortization                              76,427          6,220
Changes in assets and liabilities:
  Accounts receivable                                        63,068        260,389
  Inventory                                                 (17,518)       (27,970)
  Prepaid expenses                                               69         (4,234)
  Deferred finance costs                                    (40,000)
  Accounts payable and accrued
   liabilities                                             (156,235)      (179,796)
  Customers' deposits                                       174,789        152,576
  Deferred revenue                                         (331,898)      (183,544)
                                                        -----------    -----------
         Net cash used by
          operating activities                             (693,658)      (189,552)
                                                        -----------    -----------

Cash flows from investing activities:
 Purchase of capital assets                                 (36,920)        (2,436)
                                                        -----------    -----------
         Net cash used by investing activities              (36,920)        (2,436)
                                                        -----------    -----------

Cash flows from financing activities:
 Issuance of capital stock and warrants                      19,228
 Advances from related companies                                460         25,390
 Obligations under capital leases                            (4,968)        (1,105)
 Bank indebtedness                                          (88,480)       123,296
 Repayment of demand loan                                  (100,000)
 Proceeds from issue of debentures                        1,075,000
                                                        -----------    -----------
         Net cash provided by financing
          activities                                        901,240        147,581
                                                        -----------    -----------

Effect of exchange rate changes on cash                    (170,662)        44,407
                                                        -----------    -----------

Increase in cash                                                 --             --

Cash - beginning                                                 --             --
                                                        -----------    -----------

CASH - ENDING                                           $        --    $        --
                                                        ===========    ===========

Supplemental Cash Flow Information:
 Cash paid for interest                                 $    43,771    $    15,892
                                                        ===========    ===========

 Cash paid for income taxes                             $        --    $        --
                                                        ===========    ===========

                                                        ===========    ===========
  Deferred finance costs paid with warrants and stock   $   390,625    $        --
                                                        ===========    ===========


              See accompanying notes to consolidated financial statements.

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                    UNAUDITED

NOTE 1 The financial information included herein is unaudited; however, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report for the twelve months ended December 31, 1999.

NOTE 2 - NATURE OF BUSINESS

         The Company operates in one industry segment and is engaged in the sales, installation and service of telephone systems throughout Canada. Substantially all of the Company's net assets are within Canada.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

         Basis of accounting

         The financial statements are prepared in accordance with US GAAP.

         The  consolidated  financial  statements  include  the  accounts of the
         Company  and  its  subsidiaries   after  eliminating  all  intercompany
         accounts and transactions.

         Translation of foreign currencies

         The Company uses the local currency as the functional currency and translates all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of equity.

         Inventory

         Inventory is valued at the lower of cost and net realizable value. Cost is determined on a first-in first-out basis. At March 31, 2000 inventory is comprised entirely of component parts.

         Property and equipment

         Property and equipment are recorded at cost. Depreciation is calculated using the declining balance method over the useful life of the assets. Furniture and fixtures and other equipment are depreciated over seven years. Computer equipment under capital lease is depreciated over the life of the lease, 2 to 5 years, and included in depreciation expense.

         Leasehold improvements are amortized on the straight-line basis over the term of the leased premises, three years and six months. The original lease expired on December 31, 1999 with the improvements fully amortized. However, the lease was renewed for an additional six months.

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Intangibles

         The excess of the cost of a prior acquisition of a Canadian company over the fair value of the assets acquired, and is being amortized over 10 years using the straight-line basis.

         During 1999 the Company purchased the customer lists of two small companies engaged in the sales and servicing of telephone systems in Canada. The consideration for the purchases was cash of $74,232. The cost of these acquisitions has been included in intangibles on the accompanying consolidated balance sheets. The cost is being amortized over 10 years using the straight-line basis.

         Deferred financing

         Deferred finance costs represent costs incurred in conjunction with the issue of debentures. Such costs will be amortized over the life of the debentures, three years, on a straight-line basis.

         Revenue recognition

         Revenue is recognized upon shipment of product or upon completion of installation, if required. Installation is generally over a short period of one to several days. Accordingly, no material amounts of work in process exist at any point in time. Service contracts are sold for one year periods. The terms of the contracts require payment in advance. Revenues for service contracts are amortized on a straight-line basis over the life of the contract. Product warranty costs, including Company labor, where necessary, are reimbursed by the manufacturer. Accordingly, no amount is provided for warranty costs. The Company has not experienced material amounts of sales returns, as the majority of sales are under contracts covered by product warranty, discussed above.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

         Financial instruments

         The Company's financial instruments consist of accounts receivable, advances to related companies, bank indebtedness, accounts payable and accrued liabilities, obligations under capital leases and debentures payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Deferred income taxes are provided on material temporary differences between book and tax bases of assets and liabilities when such differences arise. As of March 31, 2000, there are no material differences between the book and tax bases of the Company's assets and liabilities. Deferred taxes are also recognized for operating losses available to offset future income taxes. A valuation allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset.

NOTE 4 - DEBENTURES PAYABLE

         In December 1999, the Company offered for sale up to 18 units each consisting of $100,000 principal amount of Series A 13% debentures due December 31, 2002 and a warrant to purchase up to 30,000 shares of the Company's Class A common stock at a price of $0.25 per share. Each unit was offered for $100,000. Interest is payable annually in arrears commencing December 31, 2000. The debentures are redeemable, prior to maturity, at a price of 105% of the principal amount, limiting the
         Company's exposure to interest rate risk. As of March 31, 2000, the Company sold 18 units, receiving $1,800,000. At the time of sale, the stock price exceeded the warrant exercise price. Accordingly, $522,750 was attributable to warrants based on the excess of the stock price at issuance date over the warrant exercise price. The debentures were recorded at a discounted value of $1,277,250. The discount will be amortized over the life of the debentures using the interest method with effective interest rates of 20.9% to 35.6%. Interest expense attributable to them for the three months ended March 31, 2000 is $68,358.

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS

         At March 31, 2000 and December 31, 1999 capital stock is comprised as follows:


         Authorized          Issued                                        2000      1999
         ----------          ------                                       ------    ------
           5,000,000                            Preferenced shares,
                                                par value $.0001          $   --     $   --
         115,000,000        9,624,500 (2000)    Class A common shares,
                            9,460,000 (1999)    par value $.0001             962        946
          30,000,000        5,500,000           Class B common shares,
                                                par value $.0001             550        550
                                                                          ------     ------
                                                                          $1,512     $1,496
                                                                          ======     ======

         Class A common shares are voting and participating. Class B common shares are voting and non-participating and may be exchanged to obtain Class A common shares after a restriction period.

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS (CONTINUED)

         The following comprises the warrants outstanding or committed to be issued at March 31, 2000, each for one share of Class A common stock:

         Number of Warrants     Value                          Exercise Price    Expiration Date
         ------------------     -----                          --------------    ---------------
                165,000         N/A - Issued with 165,000      $1.00             May, 2000
                                CL A shares

                146,328         N/A - Issued with              $6.21 - $8.97     December, 2001
                                146,328 CL A shares

                507,500         $279,125                       $0.25             December, 2001

                217,500         $119,625                       $0.25             December, 2001

                447,500         $743,500                       $0.25             February, 2002

                600,000         $150,000                       $0.25             March, 2002
              ---------
              2,083,828
              =========

         These warrants have been excluded from the calculation of loss per share since the assumed exercise would decrease the loss per share and, therefore, are anti-dilutive.

         The assigned value to warrants granted for services is based upon the their fair market, at the date of issue.

         During the three months ended March 31, 2000, the Company issued the following warrants:

         Number of Warrants   Value            Exercise Price    Expiration Date
         ------------------   -----            --------------    ---------------

         322,500              $403,125         $0.25             February 2002
         192,500              $240,625         $0.25             February 2002

         The value  assigned is based upon the February  2000 end of month close
         price  of  the   underlying   shares  as  quoted  by  market   sources,
         approximately $1.50 per share.

         During March, 2000, the Company issued 600,000 warrants exercisable at $0.25 and expiring March 2002. The value assigned of $150,000 is based on the value of services to be performed. The value is included in deferred finance costs at March 31, 2000.

         During the period the Company issued 50,000 shares in exchange for services to be performed. The services have a value of $75,000. Such value is included in prepaid expenses at March 31, 2000. In addition 114,500 shares were issued on the exercise of warrants for proceeds of $19,228.

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS (CONTINUED)

         At March 31, 2000 the Company had issued the following options:

                          Number of
         Issued To         Options          Grant Date       Date Exercisable  Exercise Price   Expiration
         ---------         -------          ----------       ----------------  --------------   ----------
         Officers           500,000*        10/21/1999           Immediate         $0.21        10/21/2004

         Employees          497,000         11/09/1999           Immediate         $0.37        01/01/2002
                            100,000         10/15/1999           Immediate         $0.15        10/15/2000
                            200,000         06/30/1999           Immediate         $0.05        06/30/2001
                            300,000         06/17/1999           07/01/1999        $0.05        07/01/2004
                            221,000         06/17/1999           01/31/2000        $0.50        01/31/2005
                          ---------
                          1,818,000

         Consultants         75,000         01/01/2000           Immediate         $1.00        12/31/2000
                             50,000         01/01/2000           Immediate         $0.75        12/31/2000

         Officers           500,000         01/04/2000           Immediate         $0.75        01/04/2002
                          ---------
                          2,443,000
                          =========

         *    Subsequently exercised.


NOTE 6 - NET LOSS PER SHARE

         Net consolidated loss per share has been computed by dividing the net consolidated loss applicable to common shareholders by the weighted average number of shares of common stock outstanding during the respective years (15,124,500 in 2000 and 14,960,000 in 1999). The effect of the exercise of the stock warrants and options referred to in
         Note 5 is not dilutive since they would reduce the loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation.


RESULTS OF OPERATIONS - Comparison of the three months ended March 31, 2000 (First Quarter Fiscal Year 2000) to the three months ended March 31, 1999 (First Quarter Fiscal Year 1999)

     For the three months ended March 31, 2000 the Company had a net loss of $462,360 compared to a net loss of $213,193 for the three months ended March 31, 1999. The increase in net loss is due to management's decision to focus on higher margin business.

     Total revenue for the three months ended March 31, 2000 was $1,303,864 compared with $2,122,139 for the same period in 1999. The decline in sales is due to the Company's decision to focus on higher margin business in 2000 and provide complete solutions for customers. In 1999 a portion of the Company's sales were to the wholesale market. While this provided the Company with significant sales volume, the margins were small and administration costs were high. Providing complete solutions for customers enables the Company to achieve higher margins.

     The cost of sales is comprised almost entirely of the costs of the products sold by the Company. For the three months ended March 31, 2000, the Company's cost of sales decreased by $570,028 or 43% from $1,324,836 for the same period in 1999. This decrease is due to the abandonment of the wholesale business by the Company.

     Operating expenses in the three months ended March 31, 2000 increased by $920 to $1,011,416 from $1,010,496 for the same period in 1999. Included in expenses for the three months ended March 31, 2000 is interest of $68,358 on the debentures. Eliminating such debenture interest expense, the expenses for the three months ended March 31, 2000 were $943,058, a decrease of $67,438 or 6% from expenses for the same period in 1999.

     Gross profit for the three months ended March 31, 2000 was $549,056, a decrease of $248,247 or 31% from $797,303 for the same period in 1999. The decrease in gross profit is due to the Company's decision to focus on higher margin business in 2000 and to provide complete solutions for customers.

     Individual expense categories fluctuate from year to year depending on the mix of business the Company completes in the year. For the three months ended March 31, 2000 subcontract costs decreased by $140,584 or 57% from $245,888 for the same period in 1999. This decrease is due to the Company's decision to use employees instead of subcontractors for systems installations during the period. Wages and salaries have increased by $57,003 or 16% in the three month period ended March 31, 2000 from $366,867 for the same period in 1999. The majority of this increase is attributable to the substitution of employees for subcontractors. For the three months ended March 31, 2000 professional fees increased by $49,667 or 503% to $59,012 from $9,345 for the same period in 1999. This increase is due to professional fees incurred in 2000 in connection with the preparation of financial statements and documentation required as a precondition to the Company's qualification on the NASD.OTC.

     For the three months ended March 31, 2000 the Company had negative cash flow from operating activities of $693,658 compared to a negative cash flow of $189,552 for the three months ended March 31, 1999. The negative cash flow for the three month period ended March 31, 2000 is primarily attributable to the net use of cash in operating activities. Investing activities were nominal.

     The Company financed negative cash flow through additional borrowings and loan receivable repayments. During the three months ended March 31, 2000 the Company received proceeds of $1,075,000 from the sale of 13% Debentures due March 31, 2002 (the "Debentures"). The Company repaid $100,000 of the Loan Payable from the Debenture offering proceeds and the balance of the proceeds were used in operations. In addition, the Company repaid $88,480 of its Bank Line of Credit with the Royal Bank of Canada.

     A significant proportion of the Company's cash flow requirement for operating activities arises from inventory, accounts receivable as well as for a reduction of $156,234 in our payables and accrued liabilities for the three months ended March 31, 2000 as compared to the same period in 1999. The Company typically requires payment for new products in cash upon delivery or within 30 days. Payment terms tend to be given by the Company in connection with sales of larger systems and sales to national accounts or larger companies. Other sales are typically made against cash.

     Accounts receivable were reduced by $63,068 or 10.5% from $596,990 at December 31, 1999 to $533,922 at March 31, 2000. The reduction in accounts receivable is largely attributable to management and staff focusing on collections of aged accounts to provide the Company with better cash flow.

     The Company met its cash needs in the three months ending March 31, 2000 through borrowings under a CDN$705,000 (approximately US$486,380 at the March 31, 2000 exchange rate) line of credit with the Royal Bank of Canada (the "Bank Line Of Credit") and the offering of $1,800,000 aggregate principal amount of Debentures. The Bank Line of Credit provides for demand loans and is secured by substantially all of the Company's assets. Interest on borrowings is at the prime rate plus 2%. The Company can borrow against the Bank Line of Credit if needed, assuming there is no breach of the covenants (which include requirement for minimum working capital and net worth, limit management salaries, and require that the aggregate principal amount outstanding at any time under the credit agreement not exceed the "Borrowing base" which is based on inventory and receivables) set forth in the credit agreement. The Company has been in default with the net worth covenant as at March 31, 2000. However, the Royal Bank of Canada has not declared an event of default under the Bank Line of Credit or required outstanding loans to be repaid.

     During the three months ending March 31, 2000, the Company received proceeds of $1,075,000 from the sale of the Debentures as the balance of the total offering of an aggregate principal amount of $1,800,000. The Company used $100,000 of the proceeds to repay part of the demand loan and the balance of the proceeds was used for working capital.

     On or about September 29, 1999 the Company entered into an agreement with Cascade International Capital Corporation ("Cascade"), pursuant to which Cascade will assist the Company in obtaining an acquisition financing commitment of $60,000,000. To date, no such commitment has been obtained.


Liquidity and Capital Resources

     To date, the Company has met its cash needs from:

*    The Bank Line of Credit;
*    The issuance of capital stock and warrants; and
*    Advances from related companies.

     In February 2000, the Company completed its offering of an aggregate principal amount of $1,800,000 of 13% Debentures due March 31, 2002.

     The Company believes that the implementation of its growth strategy will result in greater working capital needs. The Company expects that such needs will arise as a result of increased sales, giving risk to proportionate increases in accounts receivable. In addition, the Company expects that the amount of its account receivables as a percentage of its total revenues will increase if, as anticipated, the Company increases the proportion of its sales attributable to larger telecommunication systems and national accounts.

     At March 31, 2000, the Company did not have any material commitments for capital expenditures. The Company currently anticipates that its available cash resources and credit facilities, will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months, including the payment of $234,000 in interest due in 2001.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2. Changes in Securities.

     During December 1999 through February 2000, the Company offered and sold, through Shepherd Financial Group, LLC, 3 Hawthorn Parkway, Vernon Hills, Illinois, 18 units at a price of $100,000 per unit consisting of (i) $100,000 principal amount of the Company's Series A 13% Debentures due December 31, 2002 and (ii) a stock purchase warrant entitling the holder thereof to purchase up to 30,000 shares of Class A Common Stock at an exercise price of $0.25 per share (the "Debenture Units"). The Company sold 7.25 Debenture Units as at December 31, 1999 (receiving $725,000 in gross proceeds) and the remaining 10.75 Debenture Units during the first quarter of 2000 (receiving $1,075,000 in gross proceeds). In connection with the offer and sale of the 18 Debenture Units, the Company agreed to pay Shepherd Financial Group, LLC a placement fee calculated as follows: (i) for every Debenture Unit sold, up to a maximum of 10 Debenture Units, a warrant to purchase up to 70,000 shares of Class A Common Stock at a price of $0.25 per share for a period of 2 years following the closing date; and
(ii) for every Debenture Unit sold in excess of 10 Debenture Units, a cash payment equal to 5% ($5,000 per Debenture Unit) of the proceeds received by the Company from the sale of any Debenture Unit in excess of 10 Debenture Units. The Company believes that the transactions were exempt from registration under the Act, pursuant to Section 4(2) and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering.

     On January 1, 2000, in consideration of services to be rendered to the Company in connection with the development of an in-house public relations group, the Company granted consultants 50,000 shares of Class A Common Stock; 75,000 options to purchase Class A Common Stock with an exercise price of $1.00 and an expiration date of December 31, 2000; and 50,000 options to purchase Class A Common Stock with an exercise price of $0.75 and an expiration date of December 31, 2000. The Company believes that the transaction was exempt from registration under the Act, pursuant to Section 4(2) and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering.

     On March 9, 2000 in consideration of services to be rendered to the Company in connection with assisting the Company to obtain financing commitments, the Company issued a consultant 600,000 warrants to purchase shares of the Company's Class A Common Stock at a price of $0.25 per share. The Company believes that the transaction was exempt from registration under the Act, pursuant to Section 4(2) and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering.

     All such shares are "restricted securities," as that term is defined in the rules and regulations promulgated under the Securities Act subject to certain restrictions regarding resale. Certificates evidencing all of the above-referenced securities have been stamped with a restrictive legend and will be subject to stop transfer orders.

Item 3. Defaults Upon Senior Securities.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

Item 5. Other Information.

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Financial Data Schedule

     (b) There were no reports on Form 8-K filed by the Company during the quarter.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2000                          TELEFFICIENCY HOLDING CORPORATION


                                            /s/ Michael Brunet
                                            -------------------------
                                            Michael Brunet, President