Form 10QSB/A
period 2000-03-31
TELEFFICIENCY HOLDING CORP
filed 2000-05-26
CIK 1063937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-QSB


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


                                  FORM 10-QSB/A


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

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS (CONTINUED)

         The following comprises the warrants outstanding or committed to be issued at March 31, 2000, each for one share of Class A common stock:


         Number of Warrants     Value                          Exercise Price    Expiration Date
         ------------------     -----                          --------------    ---------------

                165,000         N/A - Issued with 165,000      $1.00             May, 2000
                                CL A shares

                146,328         N/A - Issued with              $6.21 - $8.97     December, 2001
                                146,328 CL A shares

                507,500         $279,125                       $0.25             December, 2001

                150,000         $ 82,500                       $0.25             December, 2001

                515,000         $643,500                       $0.25             February, 2002

                600,000         $150,000                       $0.25             March, 2002
              ---------
              2,083,828
              =========

         These warrants have been excluded from the calculation of loss per share since the assumed exercise would decrease the loss per share and, therefore, are anti-dilutive.

         The value assigned to warrants granted is based upon the fair value of the services given or the estimated value of the warrants, at the date of issue.

         During the three months ended March 31, 2000, the Company issued the following warrants in connection with the issuances of debentures:


         Number of Warrants   Value            Exercise Price    Expiration Date
         ------------------   -----            --------------    ---------------

         322,500              $403,125         $0.25             February 2002
         192,500              $240,625         $0.25             February 2002


         The estimated fair value is based upon the February 2000 end of month close price of the underlying shares as quoted by market sources, approximately $1.50 per share less the exercise price. The $403,125 was deducted from the face value of the debentures as a discount. The
         $240,625 was added to the deferred financing costs and is being amortized over the terms of the debentures.


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


Date: May 26, 2000                          TELEFFICIENCY HOLDING CORPORATION



                                            /s/ Michael Brunet
                                            -------------------------
                                            Michael Brunet, President