Form 10QSB/A
period 2000-03-31
TELEFFICIENCY HOLDING CORP
filed 2000-06-05
CIK 1063937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 2 TO FORM 10-QSB


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


         The estimated fair value is based upon the February 2000 end of month close price of the underlying shares as quoted by market sources, approximately $1.50 per share less the exercise price. Based on prior experience, this method approximates the results that would have been achieved under the Black-Scholes model. The $403,125 was deducted from the face value of the debentures as a discount. The $240,625 was added to the deferred financing costs and is being amortized over the terms of the debentures.


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



Date: June 2, 2000                          TELEFFICIENCY HOLDING CORPORATION




                                            /s/ Michael Brunet
                                            -------------------------
                                            Michael Brunet, President