Form 10QSB
period 2000-06-30
TELEFFICIENCY HOLDING CORP
filed 2000-08-21
CIK 1063937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from __________ to ___________

          Commission file number: 0-29581

                        TELEFFICIENCY HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Delaware                                         98-0188197
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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

Yes [__] No [__]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                               Outstanding as of
Class                                                            August 15, 2000
-----                                                            ---------------
Class A Voting and Participating Common Stock,
     par value $.0001                                               13,012,098
Class B Convertible Voting and Nonparticipating
     Common Stock, par value $.0001                                  3,900,568

Transitional Small Business Disclosure Format (Check One): Yes[__] No [X]

                        TELEFFICIENCY HOLDING CORPORATION

                                   FORM 10-QSB

                                      INDEX


                                                                            Page
PART I     FINANCIAL INFORMATION ........................................... 3

Item 1.    Financial Statements: ........................................... 3
           Consolidated Balance Sheets ..................................... 3
           Consolidated Statements of Operations ........................... 4
           Consolidated Statements of Cash Flows ........................... 5
           Notes to Consolidated Financial Statements ...................... 6

Item 2.    Management's Discussion and Analysis or Plan of Operation ...... 11


PART II    OTHER INFORMATION .............................................. 14

Item 1.    Legal Proceedings .............................................. 14
Item 2.    Changes in Securities .......................................... 14
Item 3.    Defaults Upon Senior Securities ................................ 15
Item 4.    Submission of Matters to a Vote of Security Holders ............ 15
Item 5.    Other Information .............................................. 15
Item 6.    Exhibits and Reports on Form 8-K................................ 15

SIGNATURE PAGE ............................................................ 16

FINANCIAL DATA SCHEDULE ................................................... 17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                        TELEFFICIENCY HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                    UNAUDITED

                                                         2000           1999
                                                     -----------    -----------

ASSETS
Current assets:
 Accounts receivable, net                            $   353,665    $   596,990
 Inventory                                               585,307        446,920
 Notes receivable                                        237,500           --
 Prepaid expenses                                        101,606         27,354
                                                     -----------    -----------

Total current assets                                   1,278,078      1,071,264

Property and equipment - net                              94,429         59,525
Advances to related companies                            174,012        200,338
Deferred finance costs, net                              616,458        279,125
Intangibles, net                                          88,037         97,011
                                                     -----------    -----------


      TOTAL ASSETS                                   $ 2,251,014    $ 1,707,263
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Bank indebtedness                                   $   438,248    $   694,212
 Accounts payable and accrued liabilities                911,174      1,049,789
 Deferred revenue                                        119,921        162,745
 Customers' deposits                                     102,645        398,788
 Loan payable                                               --          100,000
 Obligation under capital leases - current portion        12,000         19,569
                                                     -----------    -----------

Total current liabilities                              1,583,988      2,425,103

Debentures payable, net of discount of $ 470,121       1,329,879        605,375
Obligation under capital leases, net of
 current portion                                          13,429         14,932
                                                     -----------    -----------


      Total liabilities                                2,927,296      3,045,410
                                                     -----------    -----------

Stockholders' deficit:
 Capital stock                                             1,717          1,496
 Additional paid in capital                            4,860,920      3,445,736
 Cumulative translation adjustment                        (9,458)        99,605
 Accumulated deficit                                  (5,529,461)    (4,884,984)
                                                     -----------    -----------


      Total stockholders' deficit                       (676,282)    (1,338,147)
                                                     -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $ 2,251,014    $ 1,707,263
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                        TELEFFICIENCY HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                    UNAUDITED


                                   Three months ended              Six months ended
                                        June 30                         June 30
                                  2000            1999            2000            1999

Sales                        $    898,111    $    752,480    $  2,201,975    $  2,874,619
Cost of sales                     200,421         283,885         955,229       1,608,721
                             ------------    ------------    ------------    ------------

Gross profit                      697,690         468,595       1,246,746       1,265,898
                             ------------    ------------    ------------    ------------

Expenses:
 Wages and salaries               327,032         289,425         750,902         656,292
 Subcontract costs                 98,505          76,908         203,809         322,796
 Management salaries               33,181          59,787          96,728         100,104
 Automobile                        45,694          38,397          97,173          97,695
 Sales commissions                  1,729          32,482          16,149          86,222
 Professional fees                 63,345          16,655          75,711          26,000
 Office and general                29,487          10,344         112,951          62,847
 Employee benefits                 43,460          25,685          88,445          80,740
 Advertising and promotion         24,600          13,256          47,301          58,940
 Telephone                         22,340          16,007          40,356          37,756
 Premises lease cost               31,353           8,062          57,952          37,000
 Bank charges and interest        100,506          34,231         181,038          50,123
 Insurance                          4,348           6,000          13,558          15,000
 Amortization of deferred
   Finance costs                   46,646            --            93,292            --
 Depreciation and
   Amortization                     7,581          10,480          15,858          16,700
                             ------------    ------------    ------------    ------------
                                  879,807         637,719       1,891,223       1,648,215
                             ------------    ------------    ------------    ------------
NET LOSS                     $   (182,117)   $   (169,124)   $   (644,477)   $   (382,317)
                             ============    ============    ============    ============
Weighted average common
 shares outstanding            15,335,805      14,960,000      15,335,805      14,960,000

BASIC AND FULLY DILUTED
  LOSS PER SHARE                    (0.01)          (0.01)          (0.04)          (0.03)
                             ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                        TELEFFICIENCY HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                    UNAUDITED


                                                         2000           1999
                                                     -----------    -----------

Cash flows from operating activities:
 Net loss                                            $  (644,477)   $  (382,317)
 Adjustments for items not affecting cash:
  Depreciation and amortization                          161,779         16,700
Changes in assets and liabilities:
  Accounts receivable                                    243,325        280,940
  Inventory                                             (138,387)       (35,672)
  Prepaid expenses                                           748         (3,000)
  Deferred finance costs                                 (40,000)
  Accounts payable and accrued
   liabilities                                          (138,616)      (120,692)
  Customers' deposits                                   (296,143)       160,940
  Deferred revenue                                       (42,824)      (174,675)
                                                     -----------    -----------

  Net cash used by operating activities                 (894,595)      (257,776)
                                                     -----------    -----------

Cash flows from investing activities:
 Purchase of capital assets                              (41,238)        (2,436)
                                                     -----------    -----------

Net cash used by investing activities                    (41,238)        (2,436)
                                                     -----------    -----------

Cash flows from financing activities:
 Issuance of capital stock and warrants                  308,605           --
 Advances from related companies                          26,326         27,000
 Obligations under capital leases                         (9,072)        (2,200)
 Bank indebtedness                                      (255,964)       140,000
 Repayment of demand loan                               (100,000)          --
 Proceeds from issue of debentures                     1,075,000           --
                                                     -----------    -----------
Net cash provided by financing
          activities                                   1,044,895        164,800
                                                     -----------    -----------

Effect of exchange rate changes on cash                 (109,062)        95,412
                                                     -----------    -----------

Increase in cash                                            --             --

Cash - beginning                                            --             --
                                                     -----------    -----------

CASH - ENDING                                        $      --      $      --
                                                     ===========    ===========

Supplemental Cash Flow Information:
 Cash paid for interest                              $    43,771    $    50,123
                                                     ===========    ===========

 Cash paid for income taxes                          $      --      $      --
                                                     ===========    ===========

Stock issued in exchange for notes receivable        $   237,500    $      --
                                                     ===========    ===========

Deferred finance costs paid with warrants and stock  $   390,625    $      --
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                    UNAUDITED


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

     Inventory

     Inventory is valued at the lower of cost and net realizable value. Cost is determined on a first-in first-out basis. At June 30, 2000 inventory is comprised entirely of component parts.

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

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


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

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Deferred income taxes are provided on material temporary differences between book and tax bases of assets and liabilities when such differences arise. As of June 30, 2000, there are no material differences between the book and tax bases of the Company's assets and liabilities. Deferred taxes are also recognized for operating losses available to offset future income taxes. A valuation allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset.

NOTE 4 - DEBENTURES PAYABLE

     In December 1999, the Company offered for sale up to 18 units each consisting of $100,000 principal amount of Series A 13% debentures due December 31, 2002 and a warrant to purchase up to 30,000 shares of the Company's Class A common stock at a price of $0.25 per share. Each unit was offered for $100,000. Interest is payable annually in arrears commencing December 31, 2000. The debentures are redeemable, prior to maturity, at a price of 105% of the principal amount, limiting the Company's exposure to interest rate risk. As of March 31, 2000, the Company sold 18 units, receiving $1,800,000. At the time of sale, the stock price exceeded the warrant exercise price. Accordingly, $522,750 was attributable to warrants based on the excess of the stock price at issuance date over the warrant exercise price. The debentures were recorded at a discounted value of $1,277,250. The discount will be amortized over the life of the debentures using the interest method with effective interest rates of 20.9% to 35.6%. Interest expense attributable to them for the six months ended June 30, 2000 is $155,015.

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS

     At June 30, 2000 and December 31, 1999 capital stock is comprised as follows:


         Authorized          Issued                                        2000      1999
         ----------          ------                                       ------    ------

           5,000,000                            Preferenced shares,
                                                par value $.0001          $   --     $   --
         115,000,000       11,678,666 (2000)    Class A common shares,
                            9,460,000 (1999)    par value $.0001           1,167        946
          30,000,000        5,500,000           Class B common shares,
                                                par value $.0001             550        550
                                                                          ------     ------
                                                                          $1,717     $1,496
                                                                          ======     ======


     Class A common shares are voting and participating. Class B common shares are voting and non-participating and may be exchanged to obtain Class A common shares after a restriction period.

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS (CONTINUED)

     The following comprises the warrants outstanding or committed to be issued at June 30, 2000, each for one share of Class A common stock:

         Number of Warrants    Value                           Exercise Price    Expiration Date
         ------------------    -----                           --------------    ---------------


                165,000        N/A - Issued with 165,000       $1.00             May, 2000
                                   CL A shares

                146,328        N/A - Issued with               $6.21 - $8.97     December, 2001
                               146,328 CL A shares

                120,000         $ 82,500                       $0.25             December, 2001

                515,000         $643,500                       $0.25             February, 2002

                600,000         $150,000                       $0.25             March, 2002
              ---------
              1,546,328
              =========

     These warrants have been excluded from the calculation of loss per share since the assumed exercise would decrease the loss per share and, therefore, are anti-dilutive.

     The value assigned to warrants granted is based upon the fair value of the services given or the estimated value of the warrants, at the date of issue.

     During the six months ended June 30, 2000, the Company issued the following warrants in connection with the issuance of debentures:

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

     During March, 2000, the Company issued 600,000 warrants exercisable at $0.25 and expiring March 2002. The value assigned of $150,000 is based on the value of services to be performed. The value is included in deferred finance costs at June 30, 2000.

     During the period the Company issued 50,000 shares in exchange for services to be performed. The services have a value of $75,000. Such value is included in prepaid expenses at June 30, 2000. In addition 652,000 shares were issued on the exercise of warrants for proceeds of $153,603 and 566,666 shares were issued on the exercise of options for proceeds of $155,002. During June the company issued 950,000 shares on the exercise of options in exchange for notes receivable of $$237,500. The notes are non interest bearing and are due within 90 days of registration of the shares becoming free trading.

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS (CONTINUED)

     At June 30, 2000 the Company had issued the following options:


                       Number of
      Issued To         Options          Grant Date       Date Exercisable  Exercise Price   Expiration
      ---------         -------          ----------       ----------------  --------------   ----------

      Employees          497,000         11/09/1999           Immediate         $0.37        01/01/2002
                         100,000         10/15/1999           Immediate         $0.15        10/15/2000
                         200,000         06/30/1999           Immediate         $0.05        06/30/2001
                         300,000         06/17/1999           07/01/1999        $0.05        07/01/2004
                         221,000         06/17/1999           01/31/2000        $0.50        01/31/2005
                       ---------
                       1,318,000

      Consultants         75,000         01/01/2000           Immediate         $1.00        12/31/2000
                          50,000         01/01/2000           Immediate         $0.75        12/31/2000

      Officers           433,334         01/04/2000           Immediate         $0.75        01/04/2002
                       ---------
                       1,876,334
                       =========


NOTE 6 - NET LOSS PER SHARE

     Net consolidated loss per share has been computed by dividing the net consolidated loss applicable to common shareholders by the weighted average number of shares of common stock outstanding during the respective years. The effect of the exercise of the stock warrants and options referred to in
     Note 5 is not dilutive since they would reduce the loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS - Comparison of the three months ended June 30, 2000 (Second Quarter Fiscal Year 2000) to the three months ended June 30, 1999 (Second Quarter Fiscal Year 1999)

     For the three months ended June 30, 2000 the Company had a net loss of $182,117 compared to a net loss of $169,124 for the three months ended June 30,1999. Of the $182,117 loss, $133,303 is attributable to interest expense and amortization of financing costs on the debentures issued in the last quarter of 1999 and the first quarter of 2000.

     Total revenue for the three months ended June 30, 2000 was $898,111 compared with $752,480 for the same period in 1999. The increase in sales is due to the Company's decision to focus on higher margin business in 2000 and provide complete network solutions for customers and the associated recurring sales.

     The cost of sales is comprised almost entirely of the costs of the products and services sold by the Company. For the three months ended June 30, 2000, the Company's cost of sales decreased by $83,464 or 29% from $283,885 for the same period in 1999.

     Operating expenses in the three months ended June 30, 2000 increased by $242,088 to $879,807 from $637,719 for the same period in 1999. Included in expenses for the three months ended June 30, 2000 is interest of $86,657 and amortization of financing costs of $46,646 on the debentures. Eliminating such debenture interest expense, and amortization the expenses for the three months ended June 30, 2000 were $745,504, an increase of $107,785 or 17% from expenses for the same period in 1999.

     Gross profit for the three months ended June 30, 2000 was $697,690 an increase of $229,095 or 48% from $468,595 for the same period in 1999. The increase in gross profit is due to the Company's decision to focus on higher margin business in 2000 and to provide complete solutions for customers.

     Individual expense categories fluctuate from year to year depending on the mix of business the Company completes in the year. For the three months ended June 30, 2000 subcontract costs increased by $21,597 or 22% from $76,908 for the same period in 1999. This increase is due to the increased sales volume during the period. Wages and salaries have increased by $6,854 or 2% in the three month period ended June 30, 2000 from $321,907 for the same period in 1999. For the three months ended June 30, 2000 professional fees increased by $46,690 or 280% to $63,345 from $16,655 for the same period in 1999. This increase is due to professional fees incurred in 2000 in connection with the preparation of financial statements and documentation required as a precondition to the Company's qualification on the NASD.OTC.

     For the six months ended June 30, 2000 the Company had negative cash flow from operating activities of $894,595 compared to a negative cash flow of $257,776 for the six months ended June 30, 1999. The negative cash flow for the six month period ended June 30, 2000 is primarily attributable to the net use of cash in operating activities. Investing activities were nominal.

     The Company financed negative cash flow through additional borrowings and loan receivable repayments. During the six months ended June 30, 2000 the Company received proceeds of $1,075,000 from the sale of 13% Debentures due March 31, 2002 (the "Debentures") and the company received $308,605 from the exercise of stock options and warrants. The Company repaid $100,000 of the Loan Payable from the Debenture offering proceeds and the balance of the proceeds were used in operations. In addition, the Company repaid $255,964 of its Bank Line of Credit with the Royal Bank of Canada.

     A significant proportion of the Company's cash flow requirement for operating activities arises from inventory, accounts receivable as well as for a reduction of $138,616 in our payables and accrued liabilities for the six months ended June 30, 2000 as compared to the same period in 1999. The Company typically requires payment for new products in cash upon delivery or within 30 days. Payment terms tend to be given by the Company in connection with sales of larger systems and sales to national accounts or larger companies. Other sales are typically made against cash.

     Accounts receivable were reduced by $243,325 or 41% from $596,990 at December 31, 1999 to $353,665 at June 30, 2000. The reduction in accounts receivable is largely attributable to management and staff focusing on collections of aged accounts to provide the Company with better cash flow.

     The Company met its cash needs in the six months ending June 30, 2000 through borrowings under a CDN$705,000 (approximately US$475,100 at the June 30, 2000 exchange rate) line of credit with the Royal Bank of Canada (the "Bank Line Of Credit"), the offering of $1,800,000 aggregate principal amount of Debentures and the proceeds of $308,615 from the exercise of stock options and warrants. The Bank Line of Credit provides for demand loans and is secured by substantially all of the Company's assets. Interest on borrowings is at the prime rate plus 2%. The Company can borrow against the Bank Line of Credit if needed, assuming there is no breach of the covenants (which include requirement for minimum working capital and net worth, limit management salaries, and require that the aggregate principal amount outstanding at any time under the credit agreement not exceed the "Borrowing base" which is based on inventory and receivables) set forth in the credit agreement. The Company has been in default with the net worth covenant as at June 30, 2000. However, the Royal Bank of Canada has not declared an event of default under the Bank Line of Credit or required outstanding loans to be repaid.

     During the six months ending June 30, 2000, the Company received proceeds of $1,075,000 from the sale of the Debentures as the balance of the total offering of an aggregate principal amount of $1,800,000. The Company used $100,000 of the proceeds to repay part of the demand loan and the balance of the proceeds was used for working capital.

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

     At June 30, 2000, the Company did not have any material commitments for capital expenditures. The Company currently anticipates that its available cash resources and credit facilities, will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months, including the payment of $234,000 in interest due in 2001.

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



Date: August 18, 2000              TELEFFICIENCY HOLDING CORPORATION




                                   /s/ Michael Brunet
                                   -------------------------
                                   Michael Brunet, President