Form 10QSB
period 2000-09-30
TELEFFICIENCY HOLDING CORP
filed 2000-11-20
CIK 1063937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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

Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                               Outstanding as of
Class                                                           November 8, 2000
-----                                                           ---------------
Class A Voting and Participating Common Stock,
     par value $.0001                                              13,087,098
Class B Convertible Voting and Nonparticipating
     Common Stock, par value $.0001                                 3,900,568

Transitional Small Business Disclosure Format (Check One): Yes[_] No [X]

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

SIGNATURE PAGE ............................................................ 16

FINANCIAL DATA SCHEDULE ................................................... 17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                        TELEFFICIENCY HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                    UNAUDITED


                                                         2000           1999
                                                     -----------    -----------

ASSETS
Current assets:
 Accounts receivable, net                            $   277,750    $   596,990
 Inventory                                               704,600        446,920
 Notes receivable                                        237,000           --
 Prepaid expenses                                        135,664         27,354
                                                     -----------    -----------

Total current assets                                   1,355,014      1,071,264

Property and equipment - net                             105,461         59,525
Advances to related companies                             80,555        200,338
Deferred finance costs, net                              569,812        279,125
Intangibles, net                                          88,037         97,011
                                                     -----------    -----------


      TOTAL ASSETS                                   $ 2,189,276    $ 1,707,263
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Bank indebtedness                                   $   520,749    $   694,212
 Accounts payable and accrued liabilities              1,202,838      1,049,789
 Deferred revenue                                        120,241        162,745
 Customers' deposits                                     102,919        398,788
 Loan payable                                               --          100,000
 Obligation under capital leases - current portion        12,000         19,569
                                                     -----------    -----------

Total current liabilities                              1,958,747      2,425,103

Debentures payable, net of discount of $ 438,996       1,361,004        605,375
Obligation under capital leases, net of
 current portion                                          13,497         14,932
                                                     -----------    -----------


      Total liabilities                                3,333,248      3,045,410
                                                     -----------    -----------

Stockholders' deficit:
 Capital stock                                             1,725          1,496
 Additional paid in capital                            4,878,663      3,445,736
 Cumulative translation adjustment                        (6,146)        99,605
 Accumulated deficit                                  (6,019,214)    (4,884,984)
                                                     -----------    -----------


      Total stockholders' deficit                     (1,143,972)    (1,338,147)
                                                     -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $ 2,189,276    $ 1,707,263
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                        TELEFFICIENCY HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED


                                              For the Three months Ended                  For the Nine months ended
                                                     September 30                                September 30
                                              2000                  1999                  2000                  1999
Sales                                    $    642,071          $  1,320,891          $  2,844,046          $  4,195,510
Cost of sales                                 292,149               802,054             1,247,378             2,410,775
                                         ------------          ------------          ------------          ------------

Gross profit                                  349,922               518,837             1,596,668             1,784,735
                                         ------------          ------------          ------------          ------------

Expenses:
 Wages and salaries                           432,899               298,539             1,199,950             1,041,053
 Subcontract costs                             74,051               166,912               277,860               489,708
 Management salaries                           29,305                81,498               126,033               181,602
 Automobile                                    37,925                24,845               135,098               122,540
 Professional fees                             14,709                 4,706                90,420                30,706
 Office and general                            25,905                27,676               138,856                90,523
 Employee benefits                              3,559                24,315                92,004               105,055
 Advertising and promotion                     14,985                53,126                62,286               112,066
 Telephone                                     21,003                13,810                61,359                51,566
 Premises lease cost                           26,544                16,873                84,496                53,873
 Bank charges and interest                     92,894                16,309               273,932                66,432
 Insurance                                      4,284                 5,000                17,842                20,000
 Amortization of deferred
   Finance costs                               46,646                  --                 139,938                  --
 Depreciation and
   Amortization                                14,966                 8,000                30,824                24,700
                                         ------------          ------------          ------------          ------------
                                              839,675               741,609             2,730,898             2,389,824
                                         ------------          ------------          ------------          ------------
NET LOSS                                 $   (489,753)         $   (222,772)         $ (1,134,230)         $   (605,089)
                                         ============          ============          ============          ============
Weighted average common
 shares outstanding                        15,720,166            14,960,000            15,720,166            14,960,000

BASIC AND FULLY DILUTED
  LOSS PER SHARE                                (0.03)                (0.01)                (0.07)                (0.04)
                                         ============          ============          ============          ============

          See accompanying notes to consolidated financial statements.

                        TELEFFICIENCY HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED


                                                         2000           1999
                                                     -----------    -----------

Cash flows from operating activities:
 Net loss                                            $(1,134,230)   $  (605,089)
 Adjustments for items not affecting cash:
  Depreciation and amortization                          254,516         30,824
Changes in assets and liabilities:
  Accounts receivable                                    319,240        476,730
  Inventory                                             (257,680)       (27,710)
  Prepaid expenses                                       (33,309)        (4,334)
  Deferred finance costs                                 (40,000)
  Accounts payable and accrued
   liabilities                                           153,048         93,447
  Customers' deposits                                   (295,869)      (149,567)
  Deferred revenue                                       (42,504)       (12,785)
                                                     -----------    -----------

  Net cash used by operating activities               (1,076,788)      (198,484)
                                                     -----------    -----------

Cash flows from investing activities:
 Purchase of capital assets                              (57,683)       (15,201)
                                                     -----------    -----------

Net cash used by investing activities                    (57,683)       (15,201)
                                                     -----------    -----------

Cash flows from financing activities:
 Issuance of capital stock and warrants                  327,905           --
 Advances from related companies                         119,783         76,375
 Obligations under capital leases                         (9,004)       (12,980)
 Bank indebtedness                                      (173,463)       106,000
 Repayment of demand loan                               (100,000)          --
 Proceeds from issue of debentures                     1,075,000           --
                                                     -----------    -----------
Net cash provided by financing
          activities                                   1,240,221        169,395
                                                     -----------    -----------

Effect of exchange rate changes on cash                 (105,750)        44,290
                                                     -----------    -----------

Increase in cash                                            --             --

Cash - beginning                                            --             --
                                                     -----------    -----------

CASH - ENDING                                        $      --      $      --
                                                     ===========    ===========

Supplemental Cash Flow Information:
 Cash paid for interest                              $    65,656    $    66,432
                                                     ===========    ===========

 Cash paid for income taxes                          $      --      $      --
                                                     ===========    ===========

Stock issued in exchange for notes receivable        $   237,500    $      --
                                                     ===========    ===========

Deferred finance costs paid with warrants and stock  $   390,625    $      --
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED


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

     Inventory

     Inventory is valued at the lower of cost and net realizable value. Cost is determined on a first-in first-out basis. At September 30, 2000 inventory is comprised entirely of component parts.

     Property and equipment

     Property and equipment are recorded at cost. Depreciation is calculated using the declining balance method over the useful life of the assets. Furniture and fixtures and other equipment are depreciated over seven years. Computer equipment under capital lease is depreciated over the life of the lease, 2 to 5 years, and included in depreciation expense.

     Leasehold improvements are amortized on the straight-line basis over the term of the leased premises, three years and six months. The original lease expired on December 31, 1999 with the improvements fully amortized. However, the lease was renewed for an additional twelve months.

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


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

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Deferred income taxes are provided on material temporary differences between book and tax bases of assets and liabilities when such differences arise. As of September 30, 2000, there are no material differences between the book and tax bases of the Company's assets and liabilities. Deferred taxes are also recognized for operating losses available to offset future income taxes. A valuation allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset.

NOTE 4 - DEBENTURES PAYABLE

     In December 1999, the Company offered for sale up to 18 units each consisting of $100,000 principal amount of Series A 13% debentures due December 31, 2002 and a warrant to purchase up to 30,000 shares of the Company's Class A common stock at a price of $0.25 per share. Each unit was offered for $100,000. Interest is payable annually in arrears commencing December 31, 2000. The debentures are redeemable, prior to maturity, at a price of 105% of the principal amount, limiting the Company's exposure to interest rate risk. As of March 31, 2000, the Company sold 18 units, receiving $1,800,000. At the time of sale, the stock price exceeded the warrant exercise price. Accordingly, $522,750 was attributable to warrants based on the excess of the stock price at issuance date over the warrant exercise price. The debentures were recorded at a discounted value of $1,277,250. The discount will be amortized over the life of the debentures using the interest method with effective interest rates of 20.9% to 35.6%. Interest expense attributable to them for the nine months ended September 30, 2000 is $241,672.

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS

     At September 30, 2000 and December 31, 1999 capital stock is comprised as follows:

         Authorized          Issued                                        2000      1999
         ----------          ------                                       ------    ------
           5,000,000                            Preferenced shares,
                                                par value $.0001          $   --     $   --
         115,000,000       13,087,098 (2000)    Class A common shares,
                            9,460,000 (1999)    par value $.0001           1,175        946
          30,000,000        3,900,568           Class B common shares,
                            5,500,000 (1999)    par value $.0001             550        550
                                                                          ------     ------
                                                                          $1,725     $1,496
                                                                          ======     ======

     Class A common shares are voting and participating. Class B common shares are voting and non-participating and may be exchanged to obtain Class A common shares after a restriction period.

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS (CONTINUED)

     The following comprises the warrants outstanding or committed to be issued at September 30, 2000, each for one share of Class A common stock:

     Number of Warrants    Value                           Exercise Price    Expiration Date
     ------------------    -----                           --------------    ---------------
            165,000        N/A - Issued with 165,000       $1.00             May, 2000
                               CL A shares

            146,328        N/A - Issued with               $6.21 - $8.97     December, 2001
                           146,328 CL A shares

             45,000         $ 30,937                       $0.25             December, 2001

            515,000         $643,500                       $0.25             February, 2002

            600,000         $150,000                       $0.25             March, 2002
          ---------
          1,471,328
          =========

     These warrants have been excluded from the calculation of loss per share since the assumed exercise would decrease the loss per share and, therefore, are anti-dilutive.

     The value assigned to warrants granted is based upon the fair value of the services given or the estimated value of the warrants, at the date of issue.

     During the nine months ended September 30, 2000, the Company issued the following warrants in connection with the issuance of debentures:

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

     During March, 2000, the Company issued 600,000 warrants exercisable at $0.25 and expiring March 2002. The value assigned of $150,000 is based on the value of services to be performed. The value is included in deferred finance costs at September 30, 2000.

     During the period the Company issued 50,000 shares in exchange for services to be performed. The services have a value of $75,000. Such value is included in prepaid expenses at September 30, 2000. In addition 727,000 shares were issued on the exercise of warrants for proceeds of $172,353 and 566,666 shares were issued on the exercise of options for proceeds of $155,002. During June the company issued 950,000 shares on the exercise of options in exchange for notes receivable of $$237,500. The notes are non interest bearing and are due within 90 days of registration of the shares becoming free trading.

                        TELEFFICIENCY HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS (CONTINUED)

     At September 30, 2000 the Company had issued the following options:

                       Number of
      Issued To         Options          Grant Date       Date Exercisable  Exercise Price   Expiration
      ---------         -------          ----------       ----------------  --------------   ----------
      Employees          497,000         11/09/1999           Immediate         $0.37        01/01/2002
                         200,000         06/30/1999           Immediate         $0.05        06/30/2001
                         300,000         06/17/1999           07/01/1999        $0.05        07/01/2004
                         221,000         06/17/1999           01/31/2000        $0.50        01/31/2005
                       ---------
                       1,218,000

      Consultants         75,000         01/01/2000           Immediate         $1.00        12/31/2000
                          50,000         01/01/2000           Immediate         $0.75        12/31/2000

      Officers           433,334         01/04/2000           Immediate         $0.75        01/04/2002
                       ---------
                       1,776,334
                       =========

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS - Comparison of the three months ended September 30, 2000 (Third Quarter Fiscal Year 2000) to the three months ended September 30, 1999 (Third Quarter Fiscal Year 1999)

     For the three months ended September 30, 2000 the Company had a net loss of $489,753 compared to a net loss of $222,772 for the three months ended September 30, 1999. Of the $489,753 loss, $133,303 is attributable to interest expense and amortization of financing costs on the debentures issued in the last quarter of 1999 and the first quarter of 2000.

     Total revenue for the three months ended September 30, 2000 was $642,071 compared with $1,320,891 for the same period in 1999. The decrease in sales is due to the Company's decision to focus on higher margin business in 2000 and provide complete network solutions for customers and the associated recurring sales.

     The cost of sales is comprised almost entirely of the costs of the products and services sold by the Company. For the three months ended September 30, 2000, the Company's cost of sales decreased by $509,905, or 64% from $802,054 for the same period in 1999.

     Operating expenses in the three months ended September 30, 2000 increased by $98,066 to $839,675 from $741,609 for the same period in 1999. Included in expenses for the three months ended September 30, 2000 is interest of $86,657 and amortization of financing costs of $46,646 on the debentures. Eliminating such debenture interest expense, and amortization, the expenses for the three months ended September 30, 2000 were $706,372, a decrease of $35,237 or 5% from expenses for the same period in 1999.

     Gross profit for the three months ended September 30, 2000 was $349,922 a decrease of $168,915 or 33% from $518,837 for the same period in 1999. The change in gross profit is due to the Company's decision to focus on higher margin business in 2000 and to provide complete solutions for customers.

     Individual expense categories fluctuate from year to year depending on the mix of business the Company completes in the year. For the three months ended September 30, 2000 subcontract costs decreased by $92,861 or 22% from $166,912 for the same period in 1999. This decrease is due to the decreased sales volume during the period. Wages and salaries have increased by $134,360 or 45% in the three month period ended September 30, 2000 from $298,539 for the same period in 1999.

     For the nine months ended September 30, 2000 the Company had negative cash flow from operating activities of $1,076,788 compared to a negative cash flow of $198,484 for the nine months ended September 30, 1999. The negative cash flow for the nine month period ended September 30, 2000 is primarily attributable to the net use of cash in operating activities. Investing activities were nominal.

     The Company financed negative cash flow through additional borrowings and loan receivable repayments. During the nine months ended September 30, 2000 the Company received proceeds of $1,075,000 from the sale of 13% Debentures due March 31, 2002 (the "Debentures") and the company received $327,905 from the exercise of stock options and warrants. The Company repaid $100,000 of the Loan Payable from the Debenture offering proceeds and the balance of the proceeds were used in operations. In addition, the Company repaid $173,463 of its Bank Line of Credit with the Royal Bank of Canada.

     A significant proportion of the Company's cash flow requirement for operating activities arises from accounts receivable as well as for an increase of $153,048 in our payables and accrued liabilities for the nine months ended September 30, 2000 as compared to the same period in 1999. The Company typically requires payment for new products in cash upon delivery or within 30 days. Payment terms tend to be given by the Company in connection with sales of larger systems and sales to national accounts or larger companies. Other sales are typically made against cash.

     Accounts receivable were reduced by $319,240 or 53% from $596,990 at December 31, 1999 to $277,750 at September 30, 2000. The reduction in accounts receivable is largely attributable to management and staff focusing on collections of aged accounts to provide the Company with better cash flow.

     The Company met its cash needs in the nine months ending September 30, 2000 through borrowings under a CDN$705,000 (approximately US$470,000 at the September 30, 2000 exchange rate) line of credit with the Royal Bank of Canada (the "Bank Line Of Credit"), the offering of $1,800,000 aggregate principal amount of Debentures and the proceeds of $327,905 from the exercise of stock options and warrants. The Bank Line of Credit provides for demand loans and is secured by substantially all of the Company's assets. Interest on borrowings is at the prime rate plus 2%. The Company can borrow against the Bank Line of Credit if needed, assuming there is no breach of the covenants (which include requirement for minimum working capital and net worth, limit management salaries, and require that the aggregate principal amount outstanding at any time under the credit agreement not exceed the "Borrowing base" which is based on inventory and receivables) set forth in the credit agreement. The Company has been in default with the net worth covenant as at September 30, 2000. However, the Royal Bank of Canada has not declared an event of default under the Bank Line of Credit or required outstanding loans to be repaid.

     During the nine months ending September 30, 2000, the Company received proceeds of $1,075,000 from the sale of the Debentures as the balance of the total offering of an aggregate principal amount of $1,800,000. The Company used $100,000 of the proceeds to repay part of the demand loan and the balance of the proceeds was used for working capital.

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

     At September 30, 2000, the Company did not have any material commitments for capital expenditures. The Company currently anticipates that its available cash resources and credit facilities, will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months, including the payment of $234,000 in interest due in 2001.

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



Date: November 10, 2000              TELEFFICIENCY HOLDING CORPORATION


                                     /s/ Michael Brunet
                                     -------------------------
                                     Michael Brunet, President